Form 10-Q
period 2009-06-30
Aquablue International, Inc.
filed 2009-09-22
CIK 1461950

Page - 1

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

Or

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to:

Commission File Number: 333-160308

Aquablue International, Inc.
(Exact name of registrant as specified in its charter)

Nevada	26-4559244
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1 Hershey Drive, Smiths Falls, Ontario Canada K7A 4T8
(Address of Principal Executive Offices) (Zip Code)

(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒        No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ¨	Accelerated filer ¨
Non-accelerated filer ¨	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐        No  ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:  As of June 30, 2009, the issuer had 125,000,000 shares of its common stock issued and outstanding.

Page - 2

AQUABLUE INTERNATIONAL, INC.

10-Q JUNE 30, 2009

TABLE OF CONTENTS

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Consolidated Balance Sheet as of June 30, 2009 (Unaudited) and March 31, 2009
Consolidated Statement of Operations for the three months ended June 30, 2009, and the Period from March 26, 2009 to June 30, 2009 (Unaudited)
Consolidated Comprehensive Income (Unaudited)
Consolidated Statement of Changes in Stockholders’ Equity for the Period from March 26, 2009 to June 30, 2009 (Unaudited)
Consolidated Statement of Cash Flows for the three months ended June 30, 2009 and the Period from March 26, 2009 to June 30, 2009 (Unaudited)
Consolidated Notes to Financial Statements

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Item 1A. Risk Factors.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Item 3. Defaults Upon Senior Securities.

Item 4. Submission of Matters to a Vote of Security Holders.

Item 5. Other Information.

Item 6. Exhibits.

Page - 3

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Balance Sheet

Statement of Operations

Comprehensive Income

Statement of Stockholders Equity

Statement of Cash Flows

Notes to Financial Statements

Page - 4

Aquablue International, Inc.
(A Development Stage Company)
Consolidated Balance Sheets

	June 30,		March 31,
	2009		2009
Assets	(Unaudited)
Current Assets

Cash	US$	41,438	US$	-
Accounts receivable		355,313		2,407
Prepaid expenses		21,681		7,024
Funds on deposit		1,210,649		-
Total Current Assets		1,629,081		9,431

Equipment		55,240		-

Goodwill		23,672		23,672

Total Assets	US$	1,707,993	US$	33,103

	June 30,		March 31,
	2009		2009
Liabilities and Stockholders' Equity
Current Liabilities
Accounts payable and accrued liabilities	US$	559,534	US$	37,025
Customer deposits		1,185,965		-
Due to shareholder		66,011		-
Total Current Liabilities		1,811,510		37,025

Stockholders' Equity
Common Stock
Authorized: 350,000,000 shares, $0.0001 par value
Issued and outstanding: 125,000,000 shares as of June 30, and March 31, 2009		12,500		12,500
Additional Paid-in Capital		207,579		-
Preferred Series A Stock
Authorized: 10,000,000 shares
Issued and outstanding: 100,000 shares as of Jun 30, and March 31, 2009		10		10
Accumulated Deficit		(319,569)		(16,664)
Accumulated Comprehensive Income (Loss)
Foreign currency translation adjustments		(4,037)		232
Total stockholders' equity		(103,517)		(3,922)
Total liabilities and Stockholders' Equity	US$	1,707,993	US$	33,103

The accompanying notes are an integral part of these financial statements

Page - 5

Aquablue International, Inc.
(A Development Stage Company)
Consolidated Statements of Operation (Unaudited)

	For the three		Cumulative
	Month ended		from March 26, 2009
	June 30, 2009		to June 30, 2009

Revenue	US$	-	US$	-

Expenses:
Wages and benefits		130,599		130,599
Professional fees		111,274		120,274
General and administrative expenses		66,794		70,793
Start-up costs		-		3,665
Total Expenses		308,667		325,331

Other gain (loss)
Foreign exchange gain		5,762		5,762
Total other gain		5,762		5,762

Net loss	US$	(302,905)		(319,569)

Net Loss per Common Share
-Basic and diluted	US$	(0.00)

Weighted Average Number of Common
Stock Outstanding		125,000,000

The accompanying notes are an integral part of these financial statements

Page - 6

Aquablue International, Inc.
(A Development Stage Company)
Consolidated Comprehensive Income (Unaudited)

	For the three		Cumulative
	Month ended		from March 26, 2009
	June 30, 2009		to June 30, 2009

Net Loss	US$	(302,905)	US$	(319,569)
Foreign currency translation adjustments		(4,269)		(4,037)
Comprehensive Loss	US$	(307,174)	US$	(323,606)

The accompanying notes are an integral part of these financial statements

Page - 7

Aquablue International, Inc.
(A Development Stage Company)
 Consolidated Statement of Changes in Stockholders' Equity (Unaudited)
For the Period from March 26, 2009 to June 30, 2009

	Common				Additional	Preferred	Preferred			Accumulated		Accumulated		Total
	Stock	Stock			Paid-in	Series A	Series A Stock			Deficit		Comprehensive
		Amounts			Capital	Stock	Amounts					Gain (Loss)
Balance March 26, 2009	100,000	US$	10	US$	-		US$	-	US$	-	US$	-	US$	10

Common stock issued on March 27, 2009 124,900,000 shares per $0.0001	124,900,000		12,490											12,490
Preferred Series A Stock issued on March 27, 2009
100,000 shares						100,000		10						10
Net loss										(16,664)				(16,664)
Foreign Currency Translation Adjustment												232		232
March 31, 2009	125,000,000		12,500			100,000		10		(16,664)	US$	232	US$	- 3,922
Common stock returned on June 3, 2009
207,600 shares	(207,600)		(21)											(21)
Common stock issued on June 3, 2009
207,600 shares per $1.00	207,600		21		207,579									207,600
Net loss										(302,905)				(302,905)
Foreign Currency Translation Adjustment												(4,269)		(4,269)

June 30, 2009	125,000,000	US$	12,500	US$	207,579	100,000	US$	10	US$	(319,569)	US$	(4,037)	US$	(103,517)

The accompanying notes are an integral part of these financial statements.

Page - 8

Aquablue International, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows (Unaudited)

	For the three		Cumulative
	Month ended		from March 26, 2009
	June 30, 2009		to June 30, 2009
Net loss	US$	(307,174)	US$	(323,606)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Changes in operating assets and liabilities:
Accounts receivable		(352,906)		(353,513)
Prepaid expenses		(14,657)		(14,657)
Fund on deposits		(1,210,649)		(1,210,649)
Accounts payable and accrued liabilities		522,509		539,529
Customer deposits		1,185,965		1,185,965
Due to shareholders		66,011		66,011
Net cash provided by (used in) operating activities		(110,901)		(110,920)

CASH FLOWS FROM INVESTING ACTIVITIES
Increase in equipment		(55,240)		(55,240)
Net cash provided by (used in) investing activities		(55,240)		(55,240)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common stock		207,600		207610
Net cash provided by (used in) financing activities		207,600		207610
Net increase (decrease) in cash		41,459		41,450
Foreign Exchange Effect		(21)
Cash at beginning of period		-		12
Cash at end of period	US$	41,438	US$	41,438

Non cash involving activities:
Stock issued for stock exchanges	US$	-	US$	12,500
Increase asset due to stock exchanges		-		8,833
Increase liabilities due to stock exchanges		-		20,005

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for :
Interest	US$	-	US$	-
Income Taxes	US$	-	US$	-

The accompanying notes are an integral part of these financial statements

Page - 9

AQUABLUE INTERNATIONAL, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

1.         NATURE OF OPERATIONS

Aquablue International, Inc. (the “Company”) was incorporated in the State of Nevada on March 26, 2009. Its activities to date have been limited to capital formation, organization, and development of its business plan for the development of beverage bottling projects in Canada for export internationally.

The Company operates through its lone subsidiary:

Aquablue Spring Water International Inc., a Canadian Corporation.
Aquablue International, Inc. (the parent company) is now a holding company.

The Company entered into a new venture in Iceland. A new corporation, Aquablue International Iceland ehf. was incorporated on May 1, 2009, in which Aquablue International, Inc. is a 50% shareholder. The purpose of this new subsidiary is to take advantage of investment opportunities in Iceland as well as to act as a strategic location from which to take advantage of various eastern opportunities which are under negotiation.

2.         SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The Company’s financial statements are prepared using the accrual method of accounting. The Company has elected a March 31, year-end.

Basis of Consolidation

The consolidated financial statements of the Company include those accounts of Aquablue Spring Water International Inc., a Canadian Corporation. Aquablue Spring Water International Inc. owns title to all of the assets and liabilities of the consolidated financial statement.  All significant inter-company transactions have been eliminated.

Good and Service Tax (GST) Receivable

GST payable represents sales taxes that are owed by the Canadian operations to the local governments.  However, the Company has over paid GST and has a receivable due to it from the Canadian government.  As of June 30, 2009 the Company is owed $9,434.

Equipment

Equipment, leasehold improvements, and additions thereto are carried at cost.  Amortization is provided using the declining balance method at the rates indicated below on an annual basis:

Moulds                                           20%
Leasehold improvements            10%

Equipment is not amortized until placed in use.  Amortization is computed at 50%of the rates in the year of acquisition

Page - 10

AQUABLUE INTERNATIONAL, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

2.         SIGNIFICANT ACCOUNTING POLICIES - continued

Goodwill and Other Intangible Assets

Goodwill and acquired intangible assets determined to have an indefinite useful lives are not amortized, but instead are evaluated for impairment annually and if events or changes in circumstances indicate that the carrying amount may not be recoverable in accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” (“SFAS 142”).  The impairment test consists of a comparison of the fair value of an intangible asset with its carrying amount.  If the carrying amount of an intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.  After an impairment loss is recognized, the adjusted carrying amount of the intangible asset is its new accounting basis.  Subsequent reversal of a previously recognized impairment loss is prohibited.

Income Taxes

Income taxes are provided in accordance with SFAS 109, “Accounting for Income Taxes”. A deferred tax asset or liability is recorded for all temporary differences between financial and tax reporting and net operating loss carry forwards. Deferred tax expense (benefit) results from the net change during the year of deferred tax assets and liabilities.

Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion of the deferred tax assets will be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Foreign Currency Translation and Transactions

The Company conducts business in Canada and the United States and uses the U.S. dollar as its reporting currency.  The functional currency of the Canadian subsiduiary is the Canadian dollar (CAD).  The financial statements of the Canadian subsidiary have been translated under SFAS No. 52.  Assets and liabilities are translated at the rate of exchange at the balance sheet date and revenues and expenses are translated at the average exchange rates during the year.  The resulting exchange gains and losses are shown as a separated component of stockholders’ equity.

Transactions conducted in foreign currencies are translated as follows:

At the transaction date, each asset, liability, revenue and expense is translated by the use of the exchange rate in effect at that date. At the period end date, monetary assets and liabilities are translated by using the exchange rate in effect at that date. The resulting foreign exchange gains and losses are included in income in the current period.

Comprehensive Income

The Company has adopted SFAS No. 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. The Company is disclosing this information on its Statements of Operations and Comprehensive Loss and Changes in Stockholders’ Equity. Comprehensive income is comprised of net income (loss) and all charges to stockholders’ equity except those resulting from investments by owners and distributions to owners.

Page - 11

AQUABLUE INTERNATIONAL, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

2.         SIGNIFICANT ACCOUNTING POLICIES - continued

Basic Earnings (Loss) per Share

In February 1997, the FASB issued SFAS No. 128, "Earnings Per Share", which specifies the computation, presentation and disclosure requirements for earnings (loss) per share for entities with publicly held common stock. SFAS No. 128 supersedes the provisions of APB No. 15, and requires the presentation of basic earnings (loss) per share and diluted earnings (loss) per share.

The Company has adopted the provisions of SFAS No. 128 effective March 26, 2009 (inception).

Basic net earnings (loss) per share amounts are computed by dividing the net earnings (loss) by the weighted average number of common shares outstanding. Diluted earnings (loss) per share are the same as basic earnings (loss) per share due to the lack of dilutive items in the Company.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods presented. Actual results could differ from those estimates.

New Accounting Pronouncements

The Company is of the opinion that any pending accounting pronouncements, either in the adoption phase or not yet required to be adopted, will not have a significant impact on the Company's financial position or results of operations.

3.         GOING CONCERN

The accompanying financial statements are presented on a going concern basis. The Company had limited operations during the period from March 26, 2009 (inception) to June 30, 2009 and generated a net loss of $323,606. This condition raises substantial doubt about the Company’s ability to continue as a going concern. Because the Company is currently in the development stage and has minimal expenses, management believes that the company’s current cash of $41,348 will not be sufficient to cover the expenses they will incur during the next twelve months and that they will need  developing operations and may need to raise additional funding to continue operations.

Management plans to raise additional funds through debt or equity offerings. There is no guarantee that the Company will be able to raise any capital through this or any other offerings.

Page - 12

AQUABLUE INTERNATIONAL, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

4.         STOCKHOLDERS' EQUITY

The Company is authorized to issue the following classes of shares having the following attributes:

Common Stock - 350,000,000 shares with a par value of $0.0001 per share.
Preferred Series A - 10,000,000, no conversion rights with super voting rights of 1,000 to 1.

During the period the Company issued (received) the following shares:

a)	On June 3, 2009 a shareholder returned 207,600 shares of Common stock to the treasury at $0.001 per share for proceeds of $21.

b)	On June 3, 2009 the company issued 207,600 shares of Common stock at $1.00 per share for proceeds of $207,600.

Shares issued at June 30, 2009 are:

Common Stock - 125,000,000 shares
Series A Preferred Stock – 100,000 shares.

5.         INCOME TAXES

As of June 30, 2009
Deferred tax assets:
Net operating loss carryforwards	$111,849
Other	-0-
Gross deferred tax assets	111,849
Valuation allowance	(111,849)
Net deferred tax assets	$-0-

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

6.         Commitments

The Company has entered into an exclusive agreement to sell, distribute and market bottled water in Hong Kong, Macao and other provinces of China to be named later with a Chinese conglomerate.  The agreement calls for a minimum quota of one million cases per year per region effective year 2 of the commencement of distribution. The agreement is for an eight year term with a renewal option to extend the agreement for an additional eight years.

The contract is effective the date of first delivery to China which is anticipated to be in February 2010.

The Company signed a Patent license agreement dated June 1st, 2009.  The agreement provides the Company with the worldwide rights to market Spin labeling technology.  The agreement is effective until December 31, 2014 at which time it may be renewed on a year-to-year basis.  The agreement calls for minimum licensing

Page - 13

AQUABLUE INTERNATIONAL, INC.
(DEVELOPMENT STAGE COMPANY)
CONSOLIDATED NOTES TO THE FINANCIAL STATEMENTS
JUNE 30, 2009

6.         COMMITMENTS - continued

payments to be paid to the licensor over the term of the agreement. The licensing agreement calls for minimum annual royalty payments as follows:
Year 1           $100,000
Year 2             150,000
Year 3             200,000
Year 4             250,000
Year 5             350,000

The Company has begun negotiating the purchase of three state of the art beverage bottling lines for implementation at the Smiths Falls facility in November, 2009 with anticipated production beginning in February, 2010.  The negotiations on the equipment purchase are anticipated to be finished in September 2009.

The company entered into a lease agreement with a purchase option for a 480,000 square foot manufacturing facility's land and a building in Smith Falls, Ontario.  The lease calls for monthly payments of $0 plus all monthly operating costs from June 1st to September 30, 2009.  The lease costs then increase to $2 per square foot plus all operating costs from October 1st to December 31, 2009.  The purchase option can be enacted at any point during the lease period.

The company entered into an asset liquidation agreement.  The liquidation agreement contemplates an auction of equipment on August 27, 2009, the proceeds of which will be forwarded to current property owner as a deposit on the purchase price.  The agreement contains a guarantee of $1,450,000 for various pieces of equipment. Of this guarantee, 80% was received as a down payment prior to June 30th with the balance, which has been received, on the date of the auction, August 27th, 2009. The Company recorded $1,116,000 as fund on deposits and customer deposits and $290,000 as accounts receivable and accounts payable, respectively.

Page - 14

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and section 21E of the United States Securities Exchange Act of 1934.  These statements relate to future events or our future financial performance.  In some cases, you can identify forward-looking statements by terminology such as “may”, “should”, “expects”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of these terms or other comparable terminology.  These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled “Risk Factors” that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our financial statements are stated in United States dollars and are prepared in conformity with generally accepted accounting principles in the United States of America for interim financial statements.  The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this quarterly report.

The following discussion should be read in conjunction with the Company’s interim consolidated financial statements and the notes related thereto included in item 1 above which have been prepared in accordance with the accounting principles generally accepted in the United States of America. The discussion of results, causes and trends should not be construed to imply any conclusion that such results, causes or trend will necessarily continue in the future.

(a)	Plan of Operation

Critical Accounting Policies and Recent Accounting Pronouncements

Management believes the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on the Company’s financial statements. Because of the uncertainty inherent in these matters, actual results could differ from the estimates used in applying the critical accounting policies. Within the context of these critical accounting policies, management is not currently aware of any reasonably likely event that would result in materially different amounts being reported.

(b)	Management's Discussion and Analysis of Financial Condition and Results of Operations.

This discussion and analysis of our financial condition and results of operations includes "forward-looking" statements that reflect our current views with respect to future events and financial performance. We use words such as "expect," "anticipate," "believe," and "intend" and similar expressions to identify forward-looking statements. You should be aware that actual results may differ materially from our expressed expectations because of risks and uncertainties inherent in future events and you should not rely unduly on these forward looking statements. We will not necessarily update the information in this discussion if any forward-looking statement later turns out to be inaccurate. Reference in the following discussion to "our", "us" and "we" refer to our operations and the operations of our subsidiaries, except where the context otherwise indicates or requires.

Page - 15

This discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and the notes thereto appearing elsewhere in this form 10-Q together and our March 31, 2009 audited consolidated Financial Statements and related notes in the Company’s Form S-1/A as filed with the Securities and Exchange Commission. Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States, and reflect our historical financial position, results of operations, and cash flows. The financial information included in this filing, is not necessarily indicative of our future performance.

Organizational History

Aquablue Spring Water International Inc.(ASWI), a Canadian Corporation was formed on April 9, 2008. ASWI was a shell company during the time they were searching for business. ASWI ceased being a shell company upon signing of a distribution agreement with China Asia Group Holdings Limited. On March 27, 2009, Aquablue International, Inc. (the “Company, ABI) merged with ASWI. On that date, ABI and ASWI entered into a Share Exchange Agreement or the Exchange Agreement, where ABI issued 124,900,000 shares of Common Stock, par value $0.0001 per share, and 100,000 shares of Series A Preferred stock, par value $0.0001 per share, on a pro rata basis to the stockholders of ASWI in exchange for 100% of the outstanding capital stock of ASWI. The Series A Preferred Shares are non-convertible, and maintain super voting rights of 1000 to 1, meaning every one share of Preferred stock will equal 1,000 common shares. As a result of this transaction, ASWI became a wholly-owned subsidiary of ABI, and the shareholders of ASWI became shareholders of ABI.

Our Company

Aquablue International Inc. is a Nevada U.S.A. corporation and it’s wholly owned subsidiary is Aquablue Spring Water International Inc., a company formed in Montreal Canada. Our business operations consist of the marketing and distribution of premium natural glacial water. The target market for ABI’s product is virtually anywhere in the world where bottled water is consumed. Marketing has commenced in the South-Pacific region as it is ABI’s current primary objective to establish a prominent position particularly in this region by capitalizing on its extremely fast growing demands. In addition, ABI intends to commence marketing campaigns in the Middle East, Asia and eventually Europe. We believe that fast growing cities and businesses particularly in emerging markets such as China and India are in great need of potable water.

On May 1, 2009, Aquablue International, Inc. entered into a new venture in Iceland. A new corporation, Aquablue International Iceland ehf.

 Summary of our Products

As mentioned above, our business operations consist of the marketing and distribution of premium natural glacial water and carbonated water, sugar free beverages for kids and a line of vitamin infused drinks for adults.. Most notably, on April 16, 2008, ASWI signed an 8 year, $180 million dollar distribution contract to deliver over 23 million cases of its premium Natural Glacial Water to Hong Kong and China. Aquablue is currently in negotiations at the present time with a client in a Middle Eastern country. Management believes that these contracts are expected to start producing an expandable revenue base that could grow at a very fast pace as the need and want for its water increases. (see Exhibit 10.3 previously filed with the Companies Form S-1).

Shipping of our Product

It is understood with our distributors that the cost of the shipping is the responsibility of the purchasing distributor. Our product is shipped via shipping crate at an average cost of approximately $1.00 per case of water.

Business Objectives

Our business objective is to become the main importer of premium glacial bottled water to the South Pacific region, Middle East, Asia (specifically China and India) and eventually Europe. Our primary objective is to establish a prominent position in these regions.

Page - 16

Evolving Industry Standards; Rapid Technological Changes

The Company's success in its business will depend in part upon its continued ability to enhance its existing products and services, to introduce new products and services quickly and cost effectively to meet evolving customer needs, to achieve market acceptance for new product and  service offerings and to respond to emerging industry standards and other technological changes. There can be no assurance that the Company will be able to respond effectively to technological changes or new industry standards. Moreover, there can be no assurance that competitors of the Company will not develop competitive products, or that any such competitive products will not have an adverse effect upon the Company's operating results.

Moreover, management intends to continue to implement "best practices" and other established process improvements in its operations going forward. There can be no assurance that the Company will be successful in refining, enhancing and developing its operating strategies and systems going forward, that the costs associated with refining, enhancing and developing such strategies and systems will not increase significantly in future periods or that the Company's existing software and technology will not become obsolete as a result of ongoing technological developments in the marketplace.

Liquidity and Capital Resources.

As of June 30, 2009 our total current assets were $1,629,081 comprising of cash of $41,438, Accounts Receivable of $355,313, Prepaid Expenses of $21,681 and Funds on Deposit of $1,210,649. At June 30, 2009 our total liabilities were $1,811,510, for a working capital of ($182,429).

Due to the "start up" nature of our business, we expect to incur losses as it expands. To date, our cash flow requirements have been primarily met by debt and equity financings. Management believes that we have sufficient cash flow to meet our capital requirements for at least the next twelve months.

Critical Accounting Policies

Our discussion and analysis or plan of operations is based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to income taxes and contingencies. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

The Company is in the development stage and has yet to realize material revenues from operations. Once Aquablue has commenced full operations, it will recognize revenue when the sale and/or distribution of our product is complete.

Sufficiency of Cash Flows

Because current cash balances and projected cash generation from operations are not sufficient to meet the Company's cash needs for working capital and capital expenditures, management intends to seek additional equity financing and credit facilities. The sale of additional equity could result in additional dilution to the Company's shareholders. A portion of the Company's cash may be used to acquire or invest in complementary businesses or products or to obtain the right to use complementary technologies. From time to time, in the ordinary course of business, the Company evaluates potential acquisitions of such businesses, products or technologies. To date, the Company is not in any discussions to make acquisitions with any party.

Results of Operations as of June 30, 2009.

As of June 30, 2009, our total assets were valued at $1,707,993. We incurred a net loss of $323,606 during the period from inception  (March 26, 2009) to June 30, 2009.

As of June 30, 2009, our total liabilities were valued at $1,811,510. The majority of our liabilities are comprised of accounts payable and accrued expenses.

Page - 17

Off –Balance Sheet Operations

The Company does not have any off-balance sheet operations.

Impact of Inflation

It is management's opinion that inflation has had only a negligible effect on our operations in the past several years.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Investors should consider each of the following risk factors and the other information in this Quarterly Report, including Aquablue’s financial statements and the related notes, in evaluating the Company’s business and prospects. The risks and uncertainties described below are not the only ones that impact on Aquablue’s business. Additional risks and uncertainties not presently known to the Company or the Company currently considers immaterial may also impair its business operations. If any of the following risks actually occur, the Company’s business and financial results could be harmed.

Item 4. Controls and Procedures.

Evaluation of and Report on Internal Control over Financial Reporting

The management of Aquablue International, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

−	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

−
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

−
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

Page - 18

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

Manuel DaSilva is a defendant in a case filed by Gilles Hassoun in the Quebec Court of Montreal (Canada) on March 31, 2009, court case number 500-01-0019343-091, for an amount of less than 15 000$(Canadian), alleging causes of action for violation of section 380(01)(a)¹ of the Act respecting criminal law . Defendant denies the validity of allegations and intends to vigorously defend against them.

When Manuel Da’Silva was Vice President with Profit Consultant Inc., he was approached by a personal friend saying that his father wanted to invest in a company. Manuel put the funds in the account in relation to the investment the father wanted to invest in. The father had a change of heart and wanted his money back. The President of Profit Consulting Inc. had not delivered funds back to the investor as promised. Mr. DaSilva did not have authority to draw from the account, therefore was unable to get the money back to the investor. The investor sued Mr. DaSilva and the President of Profit Consulting Inc. Mr. DaSilva ended up paying back the money from his own personal finances.

The plaintiff (Investor) then decided to sue again under Section 308 (1)(a)¹  of the criminal code of Canada.

Item 1A. Risk Factors.

Currently there is no active market for our common stock.

There is not currently an active trading market for the shares. Following the effectiveness of this registration statement, the Company intends to request that a broker-dealer / market maker submit an application to make a market for the Company’s shares on the OTC Bulletin Board. However, there can be no assurance that the application will be accepted or that any trading market will ever develop or be maintained on the OTC Bulletin Board or any other recognized trading market or exchange. Any trading market for the common stock that may develop in the future will most likely be very volatile, and numerous factors beyond the control of the Company may have a significant effect on the market. Only companies that report their current financial information to the SEC may have their securities included on the OTC Bulletin Board. Therefore, only upon the effective date of this registration statement will the Company’s shares become eligible to be quoted on the OTC Bulletin Board. In the event that the Company loses this status as a “reporting issuer,” any future quotation of its common stock on the OTC Bulletin Board may be jeopardized.

As a result of our limited operating history, you cannot rely upon our historical performance to make an investment decision.

Our limited operating history means that there is a high degree of uncertainty in our ability to: (i) develop and commercialize our products;  (ii) achieve market acceptance of our proposed product(s), if developed; (ii) respond to competition; or (iv) operate the business on an international level, as management has not previously undertaken such actions as a company. No assurances can be given as to exactly when, if at all, we will be able to fully develop, commercialize, market, sell or derive revenues from our business.

¹ 380(01)(a)
Every one who, by deceit, falsehood or other fraudulent means, whether or not it is a false pretence within the meaning of this Act, defrauds the public or any person, whether ascertained or not, of any property, money or valuable security or any service.

Page - 19

We may not gain enough financing we need to sufficiently meet the companies needs.

We are presently seeking short term financing through private individuals but we feel we will be self sufficient within 6 months when we expect to see consistent revenue flow from our China contract and our co-packer Natural Glacial Waters. We are also in talks with multiple companies that want to use our spin label technology on their products. We feel the combination of revenue from theses two items will be sufficient to meet the companies needs. We however are also seeking longer term financing through government grants in the event that revenue flow takes longer than expected.

Current economic conditions may prevent us from generating revenue or continuing as a Going Concern.

Generally, consumer purchases of beverages are discretionary and may be particularly affected by adverse trends in the general economy. Our ability to generate or sustain revenues is dependent on a number of factors relating to discretionary consumer spending. These include economic conditions and consumer perceptions of such conditions by consumers, employment, the rate of change in employment, the level of consumers’ disposable income and income available for discretionary expenditure, business conditions, interest rates, consumer debt and asset values, availability of credit and levels of taxation for the economy as a whole and in regional and local markets where the our Company operates.

The United States is currently experiencing a major economic downturn, the extent and duration of which cannot be currently predicted, and includes a record low levels of consumer confidence due, in part, to job losses. Due to these factors, consumers are not expected to purchase non-essential goods, including our products. If the current economic conditions do not improve, we may not achieve or be able to maintain profitability which may negatively affect the liquidity and market price of our common stock.

Also due to the economic downturn in the United States, credit and private financing is becoming difficult to obtain at reasonable rates, if at all.  Until we achieve profitability at sufficient levels, if at all, we will be required to obtain loans and/or private financings to develop and sustain our operations. If we are unable to achieve such capital infusions on reasonable terms, if at all, our operations may be negatively affected.

We operate in a highly competitive marketplace.

The marketplace for beverage and water distribution is extremely competitive, relatively saturated, and dominated by larger well know and seasoned companies. There is no guarantee that we can favorably compete with such competitors. Our principal competitors have substantially greater resources than we do and represent properties which have been proven commercially successful. We believe that it would be relatively easy for a potential competitor to enter into this market in light of the relatively small investment required to commence operations as a water and beverage distributor.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Submission of Matters to a Vote of Security Holders.
None.

Item 5. Other Information.

Page - 20

Item 6. Exhibits.

Exhibit No.	Description	Location
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed herewith

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AQUABLUE INTERNATIONAL, INC.

September 16, 2009                                                      By:    /s/Manuel DaSilva
                  Manuel DaSilva
                  Chief Executive Officer

Page - 21

EXHIBIT 31.1

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Manuel DaSilva, Chief Executive Officer of Aquablue International, Inc., certify that:

                I have reviewed this quarterly report on Form 10-Q of Aquablue International, Inc;

1.                Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.                 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the period presented in this Report;

4.                I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

                 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

                 (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

                 (c) Disclosed in this Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.              I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: September 16, 2009	By: Manuel DaSilva
Manuel DaSilva
Chief Executive Officer

Page - 22

EXHIBIT 31.2

CERTIFICATION PURSUANT TO RULE 13a-14 AND 15d-14 UNDER
THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Alain Gravelle, Chief Financial Officer of Aquablue International, Inc., certify that:

                I have reviewed this quarterly report on Form 10-Q of Aquablue International, Inc;

1.                Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

2.                 Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

3.                  Based on my knowledge, the financial statements, and other financial information included in this Report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company, as of, and for, the period presented in this Report;

4.                I and the other certifying officers of the Company are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the Company and have:

                 (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including any consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Report is being prepared;

                 (b) Evaluated the effectiveness of the Company's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report based on such evaluation; and

                 (c) Disclosed in this Report any change in the Company's internal control over financial reporting that occurred during the Company's most recent fiscal quarter (the Company's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting; and

5.              I and the other certifying officers have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company's auditors and to the audit committee of the Company's board of directors (or persons performing the equivalent functions):

(c) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company's ability to record, process, summarize and report financial information; and

(d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal control over financial reporting.

Dated: September 16, 2009	By: Alain Gravelle
Alain Gravelle
Chief Financial Officer

Page - 23

EXHIBIT 32.1

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aquablue International, Inc. (the "Company") on Form 10-Q for the three months ended June 30, 2009 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 16, 2009	By:Manuel DaSilva
Manuel DaSilva
Chief Executive Officer

Page - 24

EXHIBIT 32.2

CERTIFICATE PURSUANT TO
18 U.S.C. SECTION 1350,
AS ADOPTED PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Aquablue International, Inc. (the "Company") on Form 10-Q for the three months ended June 30, 2009 as filed with the Securities & Exchange Commission (the "Report"), each of the undersigned, in the capacities and on the dates indicated below, hereby certifies pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.	The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.	The information contained in the Report Fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: September 16, 2009	By: Alain Gravelle
Alain Gravelle
Chief Financial Officer

Page - 25